Form 10KSB
period 2000-12-31
ECOM DIGITAL PROPERTIES INC
filed 2001-09-17
CIK 1117153

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            Commission File Number: 000-30933

                               ECOM Digital Properties, Inc
               -------------------------------------------------------
                    (Name of Small Business Issuer in its Charter)


                  Nevada                                    35-1991305
      -------------------------------             ------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or organization)                    Identification No.)


                   334 Main Street Port Washington, New York 11050
       -----------------------------------------------------------------------
                 (Address of principal executive offices) (Zip Code)


               Issuer's telephone number:       (516) 767-8400
                                             ------------------------

      Securities to be registered under Section 12(b) of the Act:

            Title of each class                 Name of each exchange on which
            to be so registered                 each class is to be registered

                     N/A                                    N/A
                    -----                                  -----

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   Shares of common
stock, par value $.001; not yet registered on any exchange.

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days:     Yes: x   No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form: x

State Issuer's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $ 30,000 as of December 31, 2000. (NOTE: Since no trading activity has occurred in the common stock, the market value was computed as the price at which the common stock was sold, after giving effect to the ten-for-one forward split in the common shares which the Registrant effectuated during 1999.)

As of December 31, 2000 there was authorized 100,000,000 shares of capital stock, par value $0.001 per share designated as Common Stock. There are 63,028,900 fully paid and non-assessable shares of Common Stock currently issued and outstanding as of December 31st, 2000.

DOCUMENTS INCORPORATED BY REFERENCE: None

                          ECOM Digital Properties, Inc

                                Table of Contents



--------------------------------------------------------------------------------

                                      10-KSB
PART I                                                                      Page

Description of Business
Business of Issuer
Plan of Operation
Marketing Strategy
Competition
Research and Development
Government Regulation
Employees
Offices
Reports to Security Holders
Description of Property
Legal Proceedings

PART II

Market for Common Equity and Related Stockholders Matters
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes In and Disagreements with Accountants and Financial Disclosure

PART III

Directors, Executive Officers, Promoters and Control Persons
Biographical Information
Executive Compensation
Options/SAR Grants in Last Fiscal Year
Bonuses and Deferred Compensation
Compensation Pursuant to Plans
Pension Table
Other Compensation
Compensation of Directors
Termination of Employment and Change of Control Arrangement
Security Ownership of Certain Beneficial Owners and Management
Certain Relationships and Related Transactions
Exhibits and Reports on Form 8-K

                                          PART I
                                          ------

Item 1a.   Description of Issuer.
---------------------------------

Ecom Digital Properties, Inc. a Nevada corporation (the "Company") formerly D.W. Group Technologies, Inc. was formed in May 1996 but did not have any operations until it acquired Shopmama.com, Inc. a Nevada corporation ("Shopmama.com") in March 2000. Upon the acquisition of Shopmama.com, the Company changed its name from D.W. Group Technologies, Inc. to "ECOM Digital Properties, Inc." The Company acquired all of Shopmama.com's issued and outstanding shares of common stock making Shopmama.com a wholly owned subsidiary of the Company. The business of Shopmama.com has become the only operating business of the Company and the officers and directors of Shopmama.com have assumed the officers and director positions of the Company. When used herein the term "Company" refers to the combined entity unless the context otherwise indicate.

The Company is in the developmental stage, and its operations to date have been limited. Until the acquisition of Shopmama.com, Inc. by the Company on March 28, 2000, its operations had been dormant.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, or purchase or sale of a significant amount of assets not in the ordinary course of business.

On March 28, 2000 the Company entered into an agreement with the shareholders of Shopmama.com, Inc., a Nevada corporation, ("Shopmama.com") to acquire a 100% interest in said corporation through an exchange of shares in which the Company issued 3,000,000 shares of its Common Stock solely in exchange for all of the outstanding Common Stock of Shopmama.com. As a result of this agreement, Michael Burns and William Utley, the only shareholders of Shopmama.com were each issued 1,500,000 shares of the Company's Common Stock and became principal shareholders of the Company. The Company then proceeded to operate the business of Shopmama.com and became an operating entity to the extent of Shopmama.com's business, which is presently limited.


Item 1b.   Business of Issuer.
------------------------------

Business of Shopmama.com, Inc.

Having completed the acquisition of Shopmama.com, the Company has succeeded to the business of Shopmama.com as presently existing.

Shopmama.com is an interactive shopping mall that is designed to make shopping on the Internet easy and seamless. The main goal of Shopmama.com is to provide the Internet user with a single place to find any product needed.

Since inception, Shopmama.com has made a constant effort to acquire the best possible affiliations on many of the Internets leading web sites. There are close to 400 affiliations made to date. All of our affiliates offer different payment programs or cash bonuses from 5% to 20% of the total sale.

Shopmama.com is in the process of becoming one of the Internet's largest comparative shopping resources and interactive malls; Shopmama.com has 60 departments that represent name brand merchants and emerging retailers as well. The products on Shopmama.com are listed in a simple fashion broken down by categories and subcategories. For example, clothing would be a main category; once clicked, the subcategories "children's", "women's", "men's", "shoes", etc. would appear. Utilizing this system of categories and subcategories maintains the site's simplicity.

Unlike other, online shopping resources, Shopmama.com also has interactive games, monthly prizes and giveaways, as well as a section in which "mama" calculates gift ideas that a person might enjoy based on their personal information. By entering in the demographic information of the person you are shopping for such as age, sex, interests and hobbies, Shopmama.com will automatically calculate gift ideas that the person might enjoy.

The search engine portion of the site is a simple way for guests to find any product. By inserting an item description "mama" will find all available products and locations.

Shopmama.com contains more than 1000 pages of merchandise representing established name brand merchants as well as smaller start-ups. The merchants view it as a way to drive traffic to their brand and increase sales.

The eventual goal for Shopmama.com is to eliminate the affiliation programs on the banner and badge portions of the site and charge advertisers on a per impression basis.

The Shopmama.com e-commerce site is built on a three-tier structure. Driven by SQL servers and an IIS web server backed with bandwidth. The site is coded mostly in ColdFusion and ASP. The information architecture of the site is based on five fundamental arenas, the free valuable information arena, the product detail arena, the final purchasing arena, and the purchase administration arena.

Plan of Operation
-----------------

Marketing Strategy.

The Company's marketing strategy is to aggressively promote the Shopmama.com website via a national advertising campaign geared towards Broadcast TV, Radio and Cable TV audiences. Additional website promotion plans include the use of industry and consumer magazine advertising, co-operative advertising campaigns with the retailers and distributors, as well as aggressive billboard display and national trade show schedule.

Competition.

The Company faces many challenges and competitors in its business. In addition to competing with individuals in the Companies field, that have a high level of expertise greatly exceeding current management's abilities, the Company will be competing with numerous entities, most of which are large, well established companies with greater assets and financial reserves than the Company possesses. The Company holds no advantage over its competition.

Our website's first class design and top affiliates offer superior products which is critical to the companies positioning as a "dot com" company. The company's website design and marketing is an equal match to our competition in this class. However the core experience for the family has always been better, and with our current core philosophy, the Company is ready to grow with the market. Shopmama.com will distinguish itself from its competitors as a full comparative shopping site that "lets mama do the shopping for you."

Research and Development.

The Company's programming and website development has been performed by two of the Company's officers in the past. The Company intends to hire three or four new programmers to assist in development and improvements on current products. If the Company's current website proves successful, the Company will accelerate the addition of new programmers to reduce the time required to further develop the website.

We have no patents, trademarks, licenses, concessions, franchises, royalty agreements, or labor contracts.

Government Regulation.

The Company is not subject to any government regulations other than those that normally apply to companies in this industry. Although we will be subject to regulation under the Exchange Act, we believe that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.

We have conducted, and others have made available to us, results of market research indicating that strong demand exists for the business of comparative shopping websites.

Employees.

The Company has two employees. (See "Directors and Executive Officers.")

Offices.

The Company's principal executive offices are located at 334 Main Street Port Washington, NY 11050. The Company believes that the above facilities are adequate for the foreseeable needs of the Company; however, eventually as the Company expands its employee base, it anticipates adding additional office space.

Reports to Security Holders.

The Company has elected December 31, as its year-end. Thereafter, the Company will furnish its shareholders with annual reports containing audited financial statements within 90 days after the Company's year-end.

From time to time, the Company may also furnish its shareholders with such other information, as it may deem appropriate, relative to the business operations of the Company. Such information may include news of a change in the management, purpose and control of the Company, or any material condition affecting the Company.

In addition to receipt and examination of annual reports and other information, shareholders of record shall as required, be allowed to examine the books and records of the company at a reasonable time upon written demand.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operations of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers@http://www.sec.gov.

Item 2.   Description of Property.
----------------------------------

We currently have no material assets and we do not own any real or personal property. We currently operate in leased office space at 334 Main Street Port Washington, NY; we believe that this space is sufficient for us at this time.

We have no policy with respect to investments in real estate interests or mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings
---------------------------

The Company is not, and has not been, involved in any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the period covered by this Report.

                                     PART II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

The Company is authorized to issue 100,000,000 shares of capital stock, par value $0.001 per share designated as Common Stock. There are 63,028,900 fully paid and non-assessable shares of Common Stock currently issued and outstanding as of December 31, 2000 held by approximately 109 shareholders.

The Company's Common Stock is currently not quoted or listed for trading with any exchange or market. None of the Company's Common stock is subject to outstanding options or warrants to purchase shares of the Company.

On March 28, 2000 the Company entered into an agreement with the shareholders of Shopmama.com, Inc., a Nevada corporation, ("Shopmama.com") to acquire a 100% interest in said corporation through an exchange of shares in which the Company issued 3,000,000 shares of its Common Stock solely in exchange for all of the outstanding Common Stock of Shopmama.com. As a result of this agreement, Michael Burns and William Utley, the only shareholders of Shopmama.com were each issued 1,500,000 shares of the Company's Common Stock and became principal shareholders of the Company. The Company then proceeded to operate the business of Shopmama.com and became an operating entity to the extent of Shopmama.com's business, which is presently limited.

In August 2000, the Company issued a cumulative of 3,500,000 shares of the Company's authorized and unissued treasury stock for services provided.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

The Company has developed and is constantly updating and programming its website. The Company has only just begun limited marketing of its website. Previous efforts have been focused on the development of the website and obtaining funds necessary to continue development.

We have never had revenues from operations. We believe that our plan of operations can be executed through the efforts of current management and will require additional funds. We anticipate that additional business opportunities will be available to us through the contacts of our Officers and Directors. The final evaluation of additional business opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done at Michael Burns' direction. We plan to investigate, to the extent believed reasonable by us, all additional potential business opportunities.

The Company does not have any other products or services, at this time, and likely will not have the capital to develop and market other potential products or services. Even if the Company is successful in generating a market for its website it is likely that the Company will need additional capital to aggressively market its website and to work on the development of additional websites/products and services. Management anticipates any future capital will be raised through the sale of its securities, which may dilute current shareholders.

We will seek to expand through acquisitions which are not currently identified and which entail risks, which you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our business. We cannot assure you that we will be able to ultimately effect any acquisition, successfully integrate any acquired business in our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any acquisition and our management may have complete discretion in determining the terms of any acquisition. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential acquisition that we may undertake.

Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not and will not have capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe we can offer owners of acquisition candidates the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to become a fully reporting company or to conduct an initial public offering. The Exchange Act specifically requires that any merger or acquisition candidate, comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, we have not conducted market research and are not aware of statistical data, which would support the perceived benefits for the owners of a business opportunity.

We anticipate that any securities issued as a result of a business opportunity will be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

Item 7.   Financial Statements
------------------------------

                    ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000, 1999 AND 1998

                                    TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                   1

CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets                                       2-3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Cash Flows                             5-6
           Consolidated Statements of Stockholders' Equity (Deficit)           7
           Notes to Consolidated Financial Statements                       8-15

                       Albright, Persing & Associates

                        CERTIFIED PUBLIC ACCOUNTANTS
Shareholders           1025 Ridgeview Drive, Suite 300  Telephone (775) 826-5432
Deane A. Alvright, CPA   Reno, Nevada  89509            Facsimile (775) 826-5510
Casey S. Persing, CPA, MS Tax                        Albright-Persing@Source.net
Eric K. Kronawetter, CPA


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Shareholders and Board of Directors
ECOM Digital Properties, Inc.

     We have audited the accompanying consolidated balance sheets of ECOM Digital Properties, Inc. and subsidiary (development stage companies) as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception (June 30, 1996) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECOM Digital Properties, Inc. and subsidiary as of December 31, 2000, 1999, and 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception (June 30, 1996) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations and sustain its operations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Albright, Persing & Associates, Ltd.
----------------------------------------
Reno, Nevada
July 19, 2001

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000, 1999 AND 1998
                              (See Independent Auditors' Report)

                                             ASSETS


                                  December 31,     December 31,     December 31,
                                      2000             1999              1998
                                  -----------      -----------      -----------

Current Assets
   Cash                           $     9,995      $    21,514      $      -
   Prepaid assets                       5,000             -                -
                                  -----------      -----------      -----------
      Total Current Assets             14,995           21,514             -
                                  -----------      -----------      -----------

Fixed Assets, net of accumulated
   depreciation of $1,596              12,280             -                -
                                  -----------      -----------      -----------

Other Assets
   Goodwill, net of accumulated
     amortization of $79,618 at
     December 31, 2000                132,696             -                -
   Website development costs,
     net of accumulated
     amortization of $60,261
     at December 31, 2000             160,695             -                -
                                  -----------      -----------      -----------
      Total Other Assets              293,391             -                -
                                  -----------      -----------      -----------

      Total Assets                $   320,666      $    21,514      $      -
                                  ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000, 1999 AND 1998
                              (See Independent Auditors' Report)


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                  December 31,     December 31,     December 31,
                                      2000             1999              1998
                                  -----------      -----------      -----------

Current Liabilities
   Accounts Payable               $    54,523      $      -         $    15,800
   Due to shareholders                521,397             -                -
                                  -----------      -----------      -----------
      Total Current Liabilities       575,920             -              15,800
                                  -----------      -----------      -----------

Stockholders' Equity (Deficit)
   Common stock, $.001 par value
     authorized 100,000,000
     shares, 63,028,900,
     56,528,900 and 2,328,900
     shares issued and outstanding
     at December 31, 2000, 1999
     and 1998, respectively            63,029           56,529            2,329
   Additional paid-in capital          20,960           20,960           20,960
   Deficit accumulated during
     the development stage           (339,243)         (55,975)         (39,089)
                                  -----------      -----------      -----------
     Net Stockholders' Equity
      (Deficit)                      (255,254)          21,514          (15,800)
                                  -----------      -----------      -----------
   Total Liabilities and
     Stockholders' Equity
     (Deficit)                    $   320,666      $    21,514      $     -
                                  ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000
                              (See Independent Auditors' Report)

                                                                                              Inception
                                                             Years ended                       Through
                                                             December 31,                     December 31,
                                               ------------------------------------------   ---------------
                                                   2000           1999           1998           2000
                                               ------------   ------------   ------------   ------------
Revenues:                                      $       -      $       -      $       -      $       -
                                               ------------   ------------   ------------   ------------

Expenses:
   Advertising and promotion                         22,296           -              -            22,296
   Salaries                                          32,337           -              -            32,337
   Commission expense                                 7,250           -              -             7,250
   Convention expenses                               13,000           -              -            13,000
   Dues and subscriptions                                81           -              -                81
   Internet expense                                     934           -              -               934
   Printing and reproduction                            815           -              -               815
   Professional services                             44,800         16,790         15,800        100,679
   Accounting fees                                   17,417           -              -            17,417
   Depreciation expense                               1,596           -              -             1,596
   Amortization expense                             139,879           -              -           139,879
   Office expense                                     1,258             96           -             1,354
   Rent expense                                      14,050           -              -            14,050
   Utilities                                            564           -              -               564
   Travel expense                                    12,520           -              -            12,520
   Meals expense                                        150           -              -               150
   Repairs and maintenance                            1,930           -              -             1,930
   Auto expense                                          22           -              -                22
   Bank charges                                         269           -              -               269
                                               ------------   ------------   ------------   ------------
                                                    311,168         16,886         15,800        367,143
                                               ------------   ------------   ------------   ------------

       Income from operations                      (311,168)       (16,886)       (15,800)      (367,143)

Other income                                         28,000           -              -            28,000
                                               ------------   ------------   ------------   ------------

      Net (Loss) Before Taxes                      (283,168)       (16,886)       (15,800)      (339,143)

      Income tax expense                               (100)          -              -              (100)
                                               ------------   ------------   ------------   ------------

      Comprehensive (Loss)                     $   (283,268)  $   (16,886)   $    (15,800)  $   (339,243)
                                               ============   ============   ============   ============


Net Loss per Share                             $      (.005)  $      (.001)  $      (.001)  $      (.011)
                                               ============   ============   ============   ============

Weighted average
   shares outstanding                            60,196,023     31,809,895     23,289,000     31,450,066
                                               ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000
                              (See Independent Auditors' Report)

                                                                                              Inception
                                                             Years ended                       Through
                                                             December 31,                     December 31,
                                               ------------------------------------------   ---------------
                                                   2000           1999           1998           2000
                                               ------------   ------------   ------------   ------------
Cash Flows from/(for) Operating Activities:
   Net income (loss)                           $   (283,268)  $    (16,886)  $    (15,800)  $   (339,243)
                                               ------------   ------------   ------------   ------------
   Adjustments to reconcile net loss to
     net cash used by operating
     activities:
       Adjustments to reconcile net
        loss to net cash used by
        operating activities:
         Depreciation expense                         1,596           -              -             1,596
         Amortization expense                       139,879           -              -           139,879
         Stock issued for professional
          services rendered                           3,500         30,200           -            56,989
         Expenses paid by shareholders               58,441           -              -            58,441
       Changes in operating assets and
        liabilities:
         (Increase) is prepaid expenses              (5,000)          -              -            (5,000)
         Increase (Decrease) in accounts
          payable                                    20,599        (15,800)        15,800         20,599
         Increase (Decrease) in due to
          shareholders                               53,000           -              -            53,000
                                               ------------   ------------   ------------   ------------
             Net Adjustments                        272,015         14,400         15,800        325,504
                                               ------------   ------------   ------------   ------------

             Net Cash (Used) by
              Operating Activities                  (11,253)        (2,486)          -           (13,739)
                                               ------------   ------------   ------------   ------------

Cash Flows From Investing Activities:
   Purchase of office Equipment                        (677)          -              -              (677)
   Cash obtained from acquisition                       411           -              -               411
                                               ------------   ------------   ------------   ------------

             Net Cash (Used by
              Investing Activities                     (266)          -              -              (266)
                                               ------------   ------------   ------------   ------------

Cash Flows From Financing Activities:
   Proceeds from sales of stock                        -            24,000           -            24,000
                                               ------------   ------------   ------------   ------------

             Net Cash Provided by
               Financing Activities                    -            24,000           -            24,000
                                               ------------   ------------   ------------   ------------

Net increase (decrease) in cash                     (11,519)        21,514           -             9,995

Cash at beginning of year                            21,514           -              -              -
                                               ------------   ------------   ------------   ------------

Cash at end of period                          $      9,995   $     21,514   $       -      $      9,995
                                               ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000
                              (See Independent Auditors' Report)

                                                                                              Inception
                                                             Years ended                       Through
                                                             December 31,                     December 31,
                                               ------------------------------------------   ---------------
                                                   2000           1999           1998           2000
                                               ------------   ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES
-------------------------

Amount paid for interest                       $       -      $       -      $       -      $       -
                                               ============   ============   ============   ============

Amount paid for income taxes                   $       -      $       -      $       -      $       -
                                               ============   ============   ============   ============


     SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
     ----------------------------------------------------------------------

Assets and Liabilities Acquired in Acquisition of Shopmama.com for 3,000,000 shares or $3,000 of the Company's common stock.

   Cash                                                               $     411
   Fixed Assets                                                          12,494
   Goodwill                                                             212,314
   Website development costs                                            220,956
   Accounts payable                                                     (33,924)
   Due to shareholders                                                 (409,251)

The shareholders additionally purchased $705 of fixed assets during the year ended December 31, 2000.

   The accompanying notes are an integral part of these financial statements.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000
                              (See Independent Auditors' Report)

                                                                                                       Deficit
                                                                                                   Accumulated
                                                                                   Additional       During the
                                                             Common Stock             Paid-in      Development
                                                   ----------------------------
                                                   Shares           Amount            Capital            Stage         Total
                                                   --------------------------------------------------------------------------------
Issuance of shares of common stock during
   1996, for professional services
         rendered                                  2,328,900       $     2,329     $    20,960     $      -       $    23,289

Net loss for 1996                                       -                 -               -            (23,289)       (23,289)
                                                  ----------       -----------     -----------     -----------    -----------

Balance, December 31, 1996                         2,328,900             2,329          20,960         (23,289)          -

Net loss for 1997                                       -                 -               -               -              -
                                                  ----------       -----------     -----------     -----------    -----------

Balance, December 31, 1997                         2,328,900             2,329          20,960         (23,289)          -

Net loss for 1998                                       -                 -               -            (15,800)       (15,800)
                                                  ----------       -----------     -----------     -----------    -----------

Balance, December 31, 1998                         2,328,900             2,329          20,960         (39,089)       (15,800)

Issuance of shares of common stock during
   1999, for professional services
   rendered                                       30,200,000            30,200            -               -            30,200

Issuance of shares of common stock for cash
   on December 30, 1999, at $.001 per
   share                                          24,000,000            24,000            -               -            24,000

Net loss for 1999                                       -                 -               -            (16,886)       (16,886)
                                                  ----------       -----------     -----------     -----------    -----------

Balance, December 31, 1999                        56,528,900            56,529          20,960         (55,975)        21,514

Issuance of shares of common stock
   during 2000, for acquisition of
   subsidiary at $.001 per share                   3,000,000             3,000            -               -             3,000

Issuance of shares of common stock
   during 2000 for professional
   services rendered                               3,500,000             3,500            -               -             3,500

Net loss for 2000                                       -                 -               -           (283,268)      (283,268)
                                                  ----------       -----------     -----------     -----------    -----------

   Balance at December 31, 2000                   63,028,900       $    63,029     $    20,960     $  (339,243)   $  (255,254)
                                                  ==========       ===========     ===========     ===========    ===========

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

Business

   ECOM Digital Properties, Inc. (the "Company") a Nevada corporation located in Dickson, Tennessee, was incorporated on May 15, 1996. The Company was organized to operate as a provider of web services for and on the Internet, including but not limited to web page design, provider services, maintenance sites, and technical support.

   The Company has been in the development stage since its formation. It is primarily engaged in financial planning, raising capital, and developing its planned business activities.

Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of ECOM Digital Properties, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform with the current year's presentation.

                               Segment Reporting

   During the year ended December 31, 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that, for the years ended December 31, 2000 and 1999, it operated in one business segment. In addition, through December 31, 2000, the Company's operations were conducted primarily in the United States.

Product Development Costs

   The Company has adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes the accounting practice for capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes, including internal costs.

Costs incurred by the Company to develop and operate the Company's web site are expensed as incurred.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY -
--------------------------------------------------------------------------
Continued


Risks and Uncertainties

   The Company has not generated significant revenue during the years ended December 31, 2000, 1999, and 1998, and has funded its operations primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, that the funding will be obtained on terms favorable to or affordable by the Company.

   In addition, the Company has suffered recurring losses since its inception, and at December 31, 2000, has an accumulated deficit of $339,243. The report of independent auditors on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management believes that as a result of its acquisition and continued development of its products and services, it may achieve positive cash flow and earnings during the year ending December 31, 2002, but there can be no assurance of this happening. In addition, the Company will have to secure additional financing to support ongoing operations until operating cash flows become positive, and also to fund capital expenditures and future development opportunities, and there is no assurance that the necessary financing can be obtained or on what terms it may be obtained. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash and Cash Equivalents

   Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

Concentrations of Credit Risk

   The Company maintains cash balances at one bank located in Jericho, New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances, at times, may exceed federally insured limits.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY -
--------------------------------------------------------------------------
Continued


Concentrations of Operations

   All of the Company's current products are designed for operation in the Internet shopping arena. Any recessionary pressures or other disturbances in the national Internet shopping market could have an adverse effect on the Company's operations.

Fair Value of Financial Instruments

   The Company's financial instruments include amounts due to stockholders, cash and cash equivalents, and accounts payable. The carrying amounts of cash and cash equivalents, accounts payable, and amounts due to stockholders approximate fair value, based upon their short-term nature.

Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes

   The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carry forwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight line method over estimated useful lives of 3 to 7 years.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY -
--------------------------------------------------------------------------
Continued


Net Loss per Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The
Company adopted SFAS No. 128 effective December 30, 1997.

   Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

   Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock, and warrants, basic and diluted earnings per share are the same.

Purchased Intangible Assets

   The Company's intangible assets, primarily purchased in business acquisitions, are stated at cost and are amortized on a straight-line basis over periods ranging from 2 to 3 years.

Asset Impairment

   The Company reviews its purchased intangible and other long-lived assets periodically in accordance with Statement of financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY -
--------------------------------------------------------------------------
Continued


New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain
(loss) on certain marketable securities. During the periods presented, the Company had no additional components that were not a part of net income (loss), therefore, comprehensive income and net income are the same amount.

   In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July, 1999, the financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 deferred the effective date until the first fiscal quarter of the year ending 2001. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at December 31, 2000:

                                   2000             1999              1998
                               -----------       -----------      -----------

   Office equipment            $     6,722       $      -         $      -
   Furniture and fixtures            5,304              -                -
   Signage                           1,850              -                -
                               -----------       -----------      -----------
                                    13,876              -                -
   Less: accumulated
      depreciation                  (1,596)             -                -
                               -----------       -----------      -----------

                               $    12,280       $      -         $      -
                               ===========       ===========      ===========

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000



NOTE 3 - INCOME TAXES
---------------------

   As discussed in Note 1, the Company adopted SFAS No. 109 effective June 30, 1996. One of the provisions of SFAS 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December
31, 2000, 1999 and 1998, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                   2000             1999              1998
                               -----------       -----------      -----------

   Net operating loss
     carryforwards             $    75,905       $    15,673      $    10,945
   Less: valuation allowance       (75,905)          (15,673)         (10,945)
                               -----------       -----------      -----------

                               $      -          $      -         $      -
                               ===========       ===========      ===========

   As of December 31, 2000, the Company has net operating loss carryforwards of approximately $271,088 for Federal income tax return purposes, which expire through 2014. Differences between book and tax net losses result from difference in depreciation and amortization lives under the tax code. The future tax benefits are dependent upon the Company's ability to generate future earnings.

   In addition, the Company has not filed any income tax returns since its inception. As such, it is unclear whether expenses for services rendered in exchange for common stock could be deducted under current federal tax law. Assuming the providers of such services included the fair value of their services in income on their personal tax returns, the Company should be able to deduct such losses. However, due to the uncertainty of this inclusion, coupled with the judgment involving the realizability of any net operating loss carryforward due to the lack of revenues by the Company, a deferred income tax valuation allowance has been recorded for the full amount of the deferred tax asset attributable to the net operating loss carryforward.

NOTE 4- STOCKHOLDERS' EQUITY
----------------------------

   On January 1, 1999, the Company's board of directors converted the authorized common stock of the Company from the original issue of 2,500,000 shares at a par value of $.01 to 100,000,000 shares at a par value of $.001. The number of shares issued and outstanding for 1996, 1997, and 1998 have been restated to reflect the conversion.

   During the period ended December 31, 1999, the Company commenced a private offering, exempt from registration requirements under Rule 504 of Regulation D, of 24,000,000 shares of common stock at $.001 per share. A total of 24,000,000 shares were purchased, resulting in proceeds to the Company of $24,000.

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 4- STOCKHOLDERS' EQUITY - Continued
-----------------------------

   During the period ended December 31, 2000, the Company issued 6,500,000 shares of $.001 par value common stock, of which 3,500,000 shares were issued in lieu of $3,500 of payments for professional services. The remaining 3,000,000 common stock shares were issued for the acquisition of Shopmama.com.


NOTE 5 - ACQUISITION OF SUBSIDIARY
----------------------------------

   On March 28, 2000, the Company entered into an agreement to acquire all the issued and outstanding shares of stock of Shopmama.com, an Internet shopping network, in exchange for 3,000,000 shares of restricted common stock at $.001 per share. The acquisition was recorded using the purchase method of accounting. Accordingly, the results of Shopmama.com's operations from March
28, 2000 are included in the Company's financial statements. The purchase price of $3,000 was allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. The excess purchase price over the fair value of the net identifiable assets has been recorded as goodwill in the amount of $212,315, and is being amortized on the straight line basis over two years.

   The following unaudited pro forma summary presents financial information as if the acquisitions discussed above occurred as of the beginning of the Company's fiscal years ended December 31, 2000, 1999 and 1998.

   The pro forma amounts include certain adjustments, primarily to record additional amortization of purchased intangible assets, and do not reflect any benefits from economies that might be achieved from combining operations.

   The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operation of the combined companies.

                                   2000             1999              1998
                               -----------       -----------      -----------

   Revenues                    $      -          $      -         $      -
                               ===========       ===========      ===========

   Net Loss                    $  (504,733)      $  (140,432)     $  (121,958)
                               ===========       ===========      ===========

   Basic and diluted net loss
    per common share           $     (.008)      $     (.004)     $      (.02)
                               ===========       ===========      ===========

                        ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                                NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000, 1999 AND 1998
                     AND INCEPTION (JUNE 30, 1996) TO DECEMBER 31, 2000

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

   In January 2001, Shopmama.com, the Company's wholly-owned subsidiary, formalized its advances received from stockholders in the amount of $521,397, into a promissory note payable. The terms of the promissory note call for semi-annual interest-only payments on June 1st and December 1st of each year at a rate of 12% per annum. The entire principal balance and all unpaid accrued interest are due on December 31, 2003.

Item 8.     Changes In and Disagreements With Accountants and Financial
-----------------------------------------------------------------------
Disclosure.
-----------

During the two most recent fiscal years and the subsequent interim period, the Company has had no disagreement, resignation or dismissal of the principal independent accountant for the Company.

                                       PART III
                                       --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons.
-------------------------------------------------------------------------

The names of the Company's executive officers and directors and the positions held by them are set forth below:

Name               Age      Position                              Director Since
----               ---      --------                              --------------

Michael Burns       34      President, Secretary & Sole Director         2000

William J. Utley    52      Vice President of Corporate Communications   N/A

The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.


Biographical Information.

Set forth below is certain biographical information with respect to each of the Company's officers and directors.

Michael Burns, 34 years of age, is the President, Secretary and sole Director of the Company. Mr. Burns has served as President and Director of the Company since March 2000 and his terms expire on December 1, 2001

Mr. Burns is a former senior management professional from Barnes & Noble Inc. He brings more than 10 years of information systems and business management experience in the financial and retail industries. Prior to Barnes & Noble, Inc., Mr. Burns held executive level positions at Prudential Securities, Citibank and Ernst & Young. Mr. Burns played a key role in the implementation and analysis of new technologies that led these companies to increased productivity and efficient project management.

William J. Utley, 52 Years of age, is the Vice President of Corporate Communications. Mr. Utley has served as Vice President of Corporate Communications for the Company since March 2000 and his term expires on December 1, 2001.

Mr. Utley is a former sales and marketing executive from Inside Wall Street, Inc. He brings more than 25 years experience in all phases of the Public and Investor Relations arena.

We currently have no significant employees other than the two officers and anticipate hiring additional support staff in the near future. There are no family relationships among directors, executive officers, or nominees for such positions. In the last five years, no director, executive officer, promoter or control person of the Company has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Item 10.   Executive Compensation.
----------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Name               Position        Year       Salary          Bonus            Other               Other Stock         All Other
                                                                                                  Compensation         Options
c
                   President &
Michael Burns (1)  Secretary       2000       104,000           0               0                       0                0

-----------------------------------------------------------------------------------------------------------------------------------
                   V.P. of Corp.
William Utley      Communications  2000        52,000           0               0                       0                0

-----------------------------------------------------------------------------------------------------------------------------------

(1) Kevin Turney was the president of the Company prior to its merger with Shopmama.com and subsequent name change. Mr. Turney did not receive a salary. Mr. Burns was the President of Shopmama.com Inc. prior to its merger with the Company and did receive a salary during this time. The Company had no operations prior to its merger with Shopmama.com Inc., which itself had no operations in prior years.


Options/SAR Grants in Last Fiscal Year.

The Company has never granted options or stock appreciation rights.

Bonuses and Deferred Compensation.

None.

Compensation Pursuant to Plans.

The Company does not have any compensation or option plans.

Pension Table.

Not Applicable

Other Compensation.

None

Compensation of Directors.

Directors receive no compensation except for reimbursement for expenses associated with attending a director's meeting.

Termination of Employment and Change of Control Arrangement.

There are presently no agreements nor are there anticipated any agreements, regarding change of control of the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

Security Ownership of Beneficial Owners (1):

--------------------------------------------------------------------------------
Title of                Name & Address           Amount            Percent
Class
--------------------------------------------------------------------------------

Common Stock            Anthony Cairo            5,000,000           7.9%
                        145-72 6th Ave
                        Whitestone, NY 11357
--------------------------------------------------------------------------------
Common Stock            Hendriks Inc.            4,700,000           7.45%
                        PO Box 1141
                        Syosset, NY 11791
--------------------------------------------------------------------------------
Common Stock            Vasilios Neofytides      4,000,000           6.3%
                        22 Basket Lane
                        Hicksville, NY 11801
--------------------------------------------------------------------------------

Security Ownership of Management (2):

--------------------------------------------------------------------------------
Title of                Name & Address           Amount            Percent
Class
--------------------------------------------------------------------------------
Common Stock            Michael Burns            1,500,000           2.37%
                        3 Arbor Field Way
                        Lake Grove, NY 11755
--------------------------------------------------------------------------------
Common Stock            William J. Utley         1,500,000           2.37%
                        300 Jackson Ave.
                        Syosset, NY 11791
--------------------------------------------------------------------------------

Item 12.   Certain Relationships and Related Transactions.
----------------------------------------------------------

We have not and do not intend to enter into any transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with beneficial owners of the Company. We are not a subsidiary of any parent company. Since inception, we have not entered into any transactions with promoters.


Item 13.   Exhibits and Reports on Form 8-K.
--------------------------------------------

None