Form 10QSB
period 2001-06-30
ECOM DIGITAL PROPERTIES INC
filed 2001-11-05
CIK 1117153

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001


                        Commission File Number 000-30933

                          ECOM Digital Properties, Inc
                  ---------------------------------------------
        (Exact name of registrant as specified in its corporate charter)


             NEVADA                                       35-1991305
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                 334 Main Street Port Washington, New York 11050
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 767-8400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X   Yes        No
                            -----      -----

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                   Outstanding as of June 30, 2001
      -----                                   -------------------------------
     Common Stock                                         63,028,900

                          ECOM Digital Properties, Inc
                                   FORM 10-QSB

                                 TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Consolidated Balance Sheets                                                  1-5

Notes to Financial Statements                                               6-11

Item 1.     The Company                                                       12

Item 2.     Management's Discussion and Analysis or Plan of Operation.     12-14

            Marketing Strategy
            Competition.
            Research and Development.
            Government Regulation.
            Employees.
            Offices.


                            PART II - OTHER INFORMATION
                            ---------------------------


Item 1.     Legal Proceedings.                                                14

Item 2.     Changes in Securities and Use of Proceeds.                        14

Item 3.     Defaults Upon Senior Securities.                                  14

Item 4.     Submission of Matters to Vote of Security holders.                14

Item 5.     Other Information.                                                14

Item 6.     Exhibits and Reports on Form 8-K.                                 14

                    ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED FINANCIAL STATEMENTS
                        FOR THE QUARTER ENDED JUNE 30, 2001

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000



                                        ASSETS

                                                       June 30,     December 31,
                                                         2001           2000
                                                      (Unaudited)    (Audited)
                                                      -----------    -----------

Current Assets
   Cash                                               $      299     $    9,995
   Prepaid Expenses                                        5,000          5,000
                                                      ----------     ----------
     Total Current Assets                                  5,299         14,995
                                                      ----------     ----------

Property and Equipment
   Equipment                                               1,850          1,850
   Office equipment                                        6,722          6,722
   Furniture and fixtures                                  5,304          5,304
                                                      ----------     ----------
                                                          13,876         13,876
   Less: Accumulated depreciation                         (2,754)        (1,596)
                                                      ----------     ----------
     Net Property and Equipment                           11,122         12,280
                                                      ----------     ----------

Other Assets
   Goodwill, net of accumulated amortization
     of $132,697 at June 30, 2001 and $79,618
     at December 31, 2000                                 79,618        132,696
   Website development costs, net of accumulated
     amortization of $100,434 at June 30, 2001
     and $60,261 at December 31, 2000                    120,521        160,695
                                                      ----------     ----------
     Total Other Assets                                  200,139        293,391
                                                      ----------     ----------


     Total Assets                                     $  216,560     $  320,666
                                                      ==========     ==========



 See the accompanying notes to the condensed consolidated financial statements.

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000




                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                       June 30,     December 31,
                                                         2001           2000
                                                      (Unaudited)    (Audited)
                                                      -----------    -----------

Current Liabilities
   Accounts payable                                   $   46,007     $   54,523
   Accrued interest payable - stockholder                 31,284           -
   Due to stockholder                                      5,700        521,397
                                                      ----------     ----------
     Total Current Liabilities                            82,991        575,920

Note Payable - Stockholder                               521,397           -
                                                      ----------     ----------

Total Liabilities                                        604,388        575,920
                                                      ----------     ----------


Stockholders' Equity (Deficit)
   Common stock, $.001 par value
     100,000,000 shares authorized,
     and 63,028,900 shares issued and
     outstanding at June 30, 2001
     and December 31, 2000                                63,029         63,029
   Additional paid in capital                             20,960         20,960
   Deficit accumulated during the
     development stage                                  (471,817)      (339,243)
                                                      ----------     ----------
     Net Stockholders' Equity (Deficit)                 (387,828)      (255,254)
                                                      ----------     ----------

   Total Liabilities and Stockholders'
     Equity (Deficit)                                 $  216,560     $  320,666
                                                      ==========     ==========


 See the accompanying notes to the condensed consolidated financial statements.

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

                                                                                                             Inception
                                                        Three Months Ended             Six Months ended       Through
                                                              June 30                      June 30            June 30,
                                                     -------------------------    -------------------------
                                                         2001         2000             2001        2000          2001
                                                     ------------ ------------    ------------ ------------  ------------
Revenues                                             $     -      $     -         $     -      $     -       $     -
                                                     ----------   ----------      ----------   ----------    ----------

Expenses:
  Advertising and promotion                                -            -               -            -           22,296
   Amortization expense                                  46,626       46,626          93,252       46,626       233,131
   Commission expense                                      -           1,500            -           1,500         7,250
   Convention expenses                                     -            -               -            -           13,000
   Depreciation expense                                     579          532           1,158          532         2,754
   Office expenses                                           48        2,341              96        2,365         4,285
   Professional services                                   -          32,476            -          52,976       118,096
   Rent                                                   2,850        6,000           5,700        6,000        19,750
   Repairs and maintenance                                 -           1,195            -           1,195         1,930
   Salaries                                                -           4,200            -           4,200        32,337
   Travel expense                                          -            -               -            -           12,520
                                                     ----------   ----------      ----------   ----------    ----------
                                                         50,103       94,870         100,206      115,394       467,349
                                                     ----------   ----------      ----------   ----------    ----------

     Net Operating (Loss)                               (50,103)     (94,870)       (100,206)    (115,394)     (467,349)
                                                     ----------   ----------      ----------   ----------    ----------

Other Income (Loss)
   Other income                                            -            -               -            -           28,000
   Interest expense                                     (16,087)        -            (32,368)        -          (32,368)
                                                     ----------   ----------      ----------   ----------    ----------
                                                        (16,087)        -            (32,368)        -           (4,368)
                                                     ----------   ----------      ----------   ----------    ----------

     Net (Loss) Before Taxes                            (66,190)     (94,870)       (132,574)    (115,394)     (471,717)

     Income tax expense                                    -            (100)           -            (100)         (100)
                                                     ----------   ----------      ----------   ----------    ----------

   Comprehensive (Loss)                              $  (66,190)  $  (94,970)     $ (132,574)  $ (115,494)   $ (471,817)
                                                     ==========   ==========      ==========   ==========    ==========

Net Loss per Share                                   $    (.001)  $    (.002)     $    (.002)  $    (.002)   $     (.02)
                                                     ==========   ==========      ==========   ==========    ==========

Weighted average shares
Outstanding                                          63,028,900   59,528,900      63,028,900   58,053,581    25,410,392
                                                     ==========   ==========      ==========   ==========    ==========


 See the accompanying notes to the condensed consolidated financial statements.

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                   AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                  (Unaudited)

                                                                                                             Inception
                                                        Three Months Ended             Six Months ended       Through
                                                              June 30                      June 30            June 30,
                                                     -------------------------    -------------------------
                                                         2001         2000             2001        2000          2001
                                                     ------------ ------------    ------------ ------------  ------------
Net (loss)                                           $  (66,190)  $  (94,970)     $ (132,574)  $ (115,494)   $ (471,817)
                                                     ----------   ----------      ----------   ----------    ----------
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Amortization                                        46,626       46,626          93,252       46,626       233,131
     Depreciation                                           579          532           1,158          532         2,754
     Stock issued for professional services
       rendered                                            -            -               -            -           56,989
     Expenses paid by shareholders                         -            -               -            -           58,441
     Changes in operating assets and liabilities:
     Decrease (Increase) in prepaid expenses               -             900            -            -           (5,000)
     (Decrease) Increase in accounts payable             (1,229)      (8,513)         (8,516)      (3,113)       12,083
     Increase in accrued interest payable                  -          15,816          31,284         -           31,284
     Increase in due to stockholders                      2,850       49,956           5,700       49,956        58,700
                                                     ----------   ----------      ----------   ----------    ----------
     Net Adjustments                                     64,642       89,501         122,878       94,001       448,382
                                                     ----------   ----------      ----------   ----------    ----------

     Net Cash (Used) by Operating
      Activities                                         (1,548)      (5,469)         (9,696)     (21,493)      (23,435)
                                                     ----------   ----------      ----------   ----------    ----------

Cash Flows From Investing Activities:
   Purchase of capital equipment                           -            -               -            -             (677)
   Cash obtained from acquisition                          -            -               -             411           411
                                                     ----------   ----------      ----------   ----------    ----------

     Net Cash Provided by Investing
      Activities                                           -            -               -             411          (266)
                                                     ----------   ----------      ----------   ----------    ----------

Cash Flows From Financing Activities:
   Proceeds from sales of stock                            -            -               -            -           24,000
                                                     ----------   ----------      ----------   ----------    ----------

     Net Cash Provided by Financing
      Activities                                           -            -               -            -           24,000
                                                     ----------   ----------      ----------   ----------    ----------

Net increase (decrease) in cash                          (1,548)      (5,469)         (9,696)     (21,082)          299

Cash at beginning of period                               1,847        5,901           9,995       21,514          -
                                                     ----------   ----------      ----------   ----------    ----------

Cash at end of period                                $      299   $      432      $      299   $      432    $      299
                                                     ==========   ==========      ==========   ==========    ==========


 See the accompanying notes to the condensed consolidated financial statements.

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

                                                                                                             Inception
                                                        Three Months Ended             Six Months ended       Through
                                                              June 30                      June 30            June 30,
                                                     -------------------------    -------------------------
                                                         2001         2000             2001        2000          2001
                                                     ------------ ------------    ------------ ------------  ------------

                                        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                        ------------------------------------------------
Amount paid for interest                             $     -      $     -         $     -      $     -       $     -
                                                     ==========   ==========      ==========   ==========    ==========


Amount paid for income taxes                        $     -      $     -         $     -      $     -       $     -
                                                     ==========   ==========      ==========   ==========    ==========



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

The shareholders additionally purchased $705 of fixed assets during the quarter ended June 30, 2000.

The Company converted an amount due to a shareholder for $521,397 into a note payable at January 1, 2001.




 See the accompanying notes to the condensed consolidated financial statements.

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Interim financial statements

   In the opinion of management, the accompanying unaudited condensed financial statements of ECOM Digital Properties, Inc. reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of June 30, 2001, and their results of operations for the three months ended June 30, 2001 and 2000, and inception to June 30, 2001, and cash flows for the three months ended June 30, 2001 and 2000, and inception to June 30, 2001. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements, notes to financial statements and the other information in the Annual Report on Form 10-SB for the year ended December 31, 2000 (the "10-SB") previously filed by ECOM Digital Properties, Inc. with the SEC.

   The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

Business

   ECOM Digital Properties, Inc. (the "Company") a Nevada corporation located in Dickson, Tennessee, was incorporated on May 15, 1996. The Company was organized to operate as a provider of web services for and on the Internet, including but not limited to web page design, provider services, maintenance sites, and technical support.

   The Company has been in the development stage since its formation. It is primarily engagedin financial planning, raising capital, and developing its planned business activities.

Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of ECOM Digital Properties, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year's presentation.

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

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

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

Risks and Uncertainties
-----------------------

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

   In addition, the Company has suffered recurring losses since its inception, and at June 30, 2001, has an accumulated deficit of $471,717. The report of independent auditors on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management believes that as a result of its acquisition and continued development of its products and services, it may achieve positive cash flow and earnings during the year ending December 31, 2002, but there can be no assurance of this happening. In addition, the Company will have to secure additional financing to support ongoing operations until operating cash flows become positive, and also to fund capital expenditures and future development opportunities, and there is no assurance that the necessary financing can be obtained or on what terms it may be obtained. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

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

Net Loss per Share

   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The Company adopted SFAS No. 128 effective December 30, 1997.

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

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
------------------------------------------------------------------------------
PRESENTATION - Continued
------------

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

Comprehensive Income

   In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain
(loss) on certain marketable securities. During the periods presented, the Company had no additional components that were not a part of net income (loss), therefore, comprehensive income and net income are the same amount.


NOTE 2 - ACQUISITION OF SUBSIDIARY
----------------------------------

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

                   ECOM DIGITAL PROPERTIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND INCEPTION (JUNE 30, 1996) TO JUNE 30, 2001
                                   (Unaudited)

NOTE 2 - ACQUISITION OF SUBSIDIARY - Continued
----------------------------------

   The following unaudited pro forma summary presents quarterly financial information as if the acquisitions discussed above occurred as of the beginning of the Company's fiscal years ended December 31, 2001 and 2000.

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

                                                  Six Months Ended June 30,
                                            ------------------------------------
                                                        2001                2000
                                            ----------------    ----------------

     Revenues                               $          -        $          -
                                            ================    ================

     Net Loss                               $      (132,574)    $      (336,960)
                                            ================    ================

     Basic and diluted net loss per share   $         (.002)    $          (.01)
                                            ================    ================



NOTE 3 - NOTE PAYABLE - STOCKHOLDER
-----------------------------------

   In January, 2001, Shopmama.com, the Company's wholly-owned subsidiary, formalized its advances received from stockholders in the amount of $521,397, into a promissory note payable. The terms of the promissory note call for semi-annual interest-only payments on June 1st and December 31st of each year at a rate of 12% per annum. The entire principal balance and all unpaid accrued interest are due on December 31, 2003.

Item 1.     The Company
-----------------------

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



Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Having completed the acquisition of Shopmama.com, the Company is no longer inactive and has succeeded to the business of Shopmama.com as presently existing.

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

Unlike other online shopping resources, Shopmama.com also has interactive games, monthly prizes and giveaways, as well as a section in which "mama" calculates gift ideas that a person might enjoy based on their personal information. By entering in the demographic information of the person you are shopping for such as age, sex, interests and hobbies, Shopmama.com will automatically calculate gift ideas that the person might enjoy.


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

              PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
------------------------------

   None.

Item 2.     Changes in Securities and Use of Proceeds.
------------------------------------------------------

   None.

Item 3.     Defaults Upon Senior Securities.
--------------------------------------------

   None.

Item 4.     Submission of Matters to Vote of Security holders.
--------------------------------------------------------------

   None.

Item 5.     Other Information.
------------------------------

   None

Item 6.     Exhibits and Reports on Form 8-K.
---------------------------------------------

   (a) Exhibits - None

   (b) Reports on Form 8-K - None.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOM Digital Properties, Inc.

By:  /s/ Michael Burns, Pres.
   ------------------------------
Michael Burns, President, Director
Date: November 2, 2001